Form 10-K
period 2021-12-31
Mercedes-Benz Auto Lease Trust 2020-B
filed 2022-03-29
CIK 1821260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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

Mercedes-Benz Trust Leasing LLC

(Exact name of Depositor as specified in its charter)
Central Index Key number of the Depositor: 0001537805

Mercedes-Benz Financial Services USA LLC

(Exact name of Sponsor as specified in its charter)
Central Index Key number of the Sponsor: 0001540252

State of Delaware	85-6480371
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No.)

35555 W. Twelve Mile Rd., Suite 100, Farmington Hills, Michigan	48331
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

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

PART I

Item 1B.	Unresolved Staff Comments.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

PART II

Item 9B.	Other Information.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

PART III

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

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

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2021, and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instances of noncompliance with the servicing criteria applicable to the Indenture Trustee. The Report on Assessment prepared by the Servicer and the Attestation Report provided by the Servicer identified one material instance of noncompliance with the servicing criteria applicable to the Servicer. In regard to one account, the Servicer failed to send a post-sale letter within the timeframe required by Servicer policy. The account in question was not part of the assets backing the Notes. In response to the above finding the Servicer has responded that the Servicer follows applicable law in the provision of post-sale letters. For the account in question, the post-sale letter was not timely sent because a Servicer employee did not know that a post-sale letter must be sent even when there is a surplus (i.e., money owed to the customer) after the sale of the vehicle. The letter was sent after the error was identified and the Servicer has taken steps to reiterate to employees its policy that a post-sale letter must be sent whether there is a surplus or a deficiency after the sale of the vehicle.

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

Dated: March 24, 2022

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